Form 10-Q
period 2000-03-31
QUEEN SAND RESOURCES INC /NV/; QUEEN SAND RESOURCES INC; QUEEN SAND OPERATING CO; CORRIDA RESOURCES INC
filed 2000-05-12
CIK 1068119, 943548, 1068118, 1068120

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___
                           Commission File No. 0-21179


                           QUEEN SAND RESOURCES, INC.
                           QUEEN SAND RESOURCES, INC.
                            QUEEN SAND OPERATING CO.
                             CORRIDA RESOURCES, INC.
            (Exact name of registrants as specified in their charter)


          DELAWARE                                    75-2615565
          NEVADA                                      75-2564071
          NEVADA                                      75-2593510
          NEVADA                                      75-2691594
          (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)              Identification Nos.)

                           13760 NOEL ROAD, SUITE 1030
                       L.B. #31, DALLAS, TEXAS 75240-7336
               (Address of principal executive offices) (Zip code)
               ---------------------------------------------------
      (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE) (972) 233-9906

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2000: 55,923,190

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          MARCH 31,        JUNE 30,
                                                                            2000             1999
                                                                       -------------    -------------
                                     Assets
Current assets:
  Cash                                                                 $   1,309,000    $   9,367,000
  Other current assets                                                     5,613,000        4,652,000
                                                                       -------------    -------------
         Total current assets                                              6,922,000       14,019,000

Net property and equipment                                                95,506,000       97,198,000
Other assets                                                               8,110,000        7,993,000
                                                                       -------------    -------------

                                                                       $ 110,538,000    $ 119,210,000
                                                                       =============    =============

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                             $   6,477,000    $  11,100,000
  Current portion of long-term debt                                          593,000           42,000
                                                                       -------------    -------------
         Total current liabilities                                         7,070,000       11,142,000

Long-term obligations, net of current portion                            138,500,000      133,852,000

Commitments

Stockholders' deficit (Note 3):
  Preferred stock, $.01 par value, authorized 50,000,000 shares:
    issued and outstanding 9,602,565 and 9,604,698 shares at
    March 31, 2000 and June 30, 1999, respectively                            96,000           96,000
  Common stock, $.0015 par value, authorized 100,000,000 shares:
     issued and outstanding 55,349,985 and 33,442,210 shares at
     March 31, 2000 and June 30, 1999, respectively                          111,000           65,000
  Additional paid-in capital                                              65,087,000       64,912,000
  Accumulated deficit                                                    (93,075,000)     (83,606,000)
  Treasury stock                                                          (7,251,000)      (7,251,000)
                                                                       -------------    -------------

         Total stockholders' deficit                                     (35,032,000)     (25,784,000)
                                                                       -------------    -------------

                                                                       $ 110,538,000    $ 119,210,000
                                                                       =============    =============



               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.





                                      Pg.2

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS                    NINE MONTHS
                                                          ENDED                           ENDED
                                                         MARCH 31                       MARCH 31
                                               ----------------------------    ----------------------------
                                                   2000             1999           2000             1999
                                               ------------    ------------    ------------    ------------
Revenues:
  Oil and gas revenues                         $    907,000    $    785,000    $  2,689,000    $  3,533,000
  Net profits and royalties interests             5,701,000       5,818,000      16,030,000      17,333,000
  Interest and other income                          65,000         131,000         150,000         197,000
                                               ------------    ------------    ------------    ------------
Total revenues                                    6,673,000       6,734,000      18,869,000      21,063,000

Expenses:
   Oil and gas production expenses                  572,000         719,000         851,000       2,573,000
   General and administrative expenses              747,000         863,000       2,222,000       2,242,000
   Interest and financing costs                   4,757,000       4,429,000      13,910,000      13,346,000
   Hedge contract termination costs (Note 4)             --              --       3,328,000              --
   Depreciation, depletion and amortization       2,215,000       2,700,000       6,676,000       9,628,000
   Write-down of oil and gas properties                  --              --              --      35,033,000
                                               ------------    ------------    ------------    ------------

Net loss from operations                         (1,618,000)     (1,977,000)     (8,118,000)    (41,759,000)
Extraordinary losses (Note 5)                            --              --      (1,130,000)     (3,549,000)
                                               ------------    ------------    ------------    ------------


Net loss                                       $ (1,618,000)   $ (1,977,000)   $ (9,248,000)   $(45,308,000)
                                               ============    ============    ============    ============

Net loss before extraordinary losses per
  common share                                 $      (0.04)   $      (0.06)   $      (0.21)   $      (1.35)
                                               ============    ============    ============    ============

Net loss per common share                      $      (0.04)   $      (0.06)   $      (0.24)   $      (1.47)
                                               ============    ============    ============    ============

Weighted average shares of common stock
   outstanding during the period                 45,119,000      32,170,000      38,105,000      30,829,000
                                               ============    ============    ============    ============

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.






                                      Pg.3

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                      2000            1999
                                                                 -------------    -------------
Operating activities:
   Net loss                                                      $  (9,248,000)   $ (45,308,000)
   Extraordinary loss                                                1,130,000        3,549,000
   Depletion, depreciation, amortization of oil and gas assets
             and write-down of oil and gas properties                6,524,000       44,474,000
   Amortization of deferred charges                                  1,267,000          860,000
   Unrealized gains  on foreign exchange obligations                   (53,000)         (85,000)
   Net changes in operating assets and liabilities                  (5,584,000)         664,000
                                                                 -------------    -------------
Net cash provided by (used in) operating activities                 (5,964,000)       4,154,000
                                                                 -------------    -------------

Investing activities:
   Additions to property and equipment                              (5,044,000)      (9,950,000)
   Proceeds from sale of property and equipment                        212,000               --
                                                                 -------------    -------------
Net cash used in investing activities                               (4,832,000)      (9,950,000)
                                                                 -------------    -------------


Financing activities:
   Increase in deferred assets                                      (2,514,000)      (4,384,000)
   Termination of LIBOR swap agreement                                      --       (3,549,000)
   Proceeds from long-term obligations                              19,292,000      132,000,000
   Payments on long-term obligations                               (13,998,000)    (142,385,000)
   Payments on capital lease obligations                               (42,000)         (56,000)
   Proceeds from the sale of preferred and common stock                     --       30,803,000
   Repurchase of Series C Preferred Stock for Treasury                      --       (2,251,000)
                                                                 -------------    -------------
Net cash provided by financing activities                            2,738,000       10,178,000
                                                                 -------------    -------------

Net increase (decrease) in cash                                     (8,058,000)       4,382,000

Cash at beginning of period                                          9,367,000        1,029,000
                                                                 -------------    -------------

Cash at end of period                                            $   1,309,000    $   5,411,000
                                                                 =============    =============

                See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.




                                      Pg.4

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

(1)    Basis of Presentation

       The accompanying consolidated financial statements include the accounts of Queen Sand Resources, Inc. and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 2000. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 1999, as amended.

       Subsequent to March 31, 1999, the Company determined that the costs associated with the termination of a LIBOR interest rate swap agreement in the first quarter of fiscal year 1999 should have been expensed upon termination. Consequently, the interim financial information for the first nine months of 1999 has been restated from the information contained in the Company's Form 10-Q for the three and nine months ended March 31, 1999, as previously filed with the Securities and Exchange Commission, as if the costs of the LIBOR interest rate swap termination had been expensed during the first quarter.

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and nine months ended March 31, 2000 and 1999, the Company's net income and comprehensive income were the same.

       In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of FAS 133 beginning July 1, 2000. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

(2)    Debt Issuance

       During October 1999, the Company amended and restated its credit agreement (the "Restated Credit Agreement") and new lenders were substituted for the previous lending group led by Bank of Montreal (the "Old Credit Agreement"). The Restated Credit Agreement allowed the Company to borrow up to $25 million until March 31, 2000 and $30 million thereafter. The loan bears interest at prime plus 2% on loan balances under $25 million and prime plus 4.5% on the loan balance if the amount outstanding is $25 million or greater. The Restated Credit Agreement matures on October 22, 2001.





                                      Pg.5

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)
                                   (continued)

       Pursuant to the Restated Credit Agreement, we are subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature including maintaining a minimum interest coverage ratio of 1.0x, based on the last 12 months operating results. At March 31, 2000, the Company was in compliance with these covenants. At March 31, 2000, there were $13.5 million outstanding ($12.0 million at May 9, 2000) under the Restated Credit Agreement.

(3)    Common Stock Issuance

       During the three and nine months ended March 31, 2000 the Company issued 13,699,353 and 16,095,029 shares, respectively, of its common stock pursuant to the repricing rights held by certain stockholders. In addition, certain holders of the Company's Series `C' preferred stock converted 1,683 and 2,133 shares, respectively, of the Series `C' preferred stock into 4,224,117 and 5,263,934 shares, respectively, of the Company's common stock. A further 460,683 and 548,812 shares, respectively, of the Company's common stock were issued in payment of accrued cumulative dividends in conjunction with this conversion.

(4)    Hedging Activities

       During the three and nine months ended March 31, 2000 the Company paid $89,000 and $450,000, respectively, in cash settlements on its crude oil hedges and $52,000 and $417,000 in cash settlements on its natural gas hedges and amortized $22,000 and $76,000, respectively, of deferred natural gas hedging costs. In conjunction with the execution of the Restated Credit Agreement in October 1999 (see note 2), the Company terminated the ceiling portion of one of its natural gas hedge contracts at a cost of $3.3 million. At March 31, 2000 the Company had a letter of credit in the amount of $3.1 million outstanding ($3.6 million at May 9, 2000) to secure a swap exposure.

(5)    Extraordinary Losses

       During October 1999 the Company retired the borrowings under the Old Credit Agreement and entered into the Restated Credit Agreement with another lender. As a result, the Company wrote off the remaining $1,130,000 of deferred costs related to the Old Credit Agreement.

       During July 1998 the Company terminated a LIBOR interest rate swap agreement at a cost of $3,549,000.





                                      Pg.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect our current expectations which are based on our historical operating trends, estimates of proved reserves and other information currently available to us. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for our oil and gas properties, gas plants and gathering systems, and (ii) that there will be no material acquisitions or divestitures. We caution that the Forward-Looking Statements are subject to all of the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations, and production risks, regulatory risks, counterparty risk and lack of capital resources. Many of these risks are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission in October 1999, as amended. We may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company, presented as if our net profits interests had been accounted for as working interests. The financial data were derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The results of operations for the three and nine months ended March 31, 2000 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 2000.

                                                    THREE MONTHS                   NINE MONTHS
                                                   ENDED MARCH 31                 ENDED MARCH 31
                                           ----------------------------    ----------------------------
OPERATIONS DATA:                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
Oil and gas sales(1)                       $  7,929,000    $  7,659,000    $ 23,009,000    $ 26,168,000
Oil and gas production expenses(1)            1,903,000       1,935,000       5,216,000       7,968,000
General and administrative expenses             747,000         863,000       2,222,000       2,242,000
                                           ------------    ------------    ------------    ------------
EBITDA                                        5,279,000       4,861,000      15,571,000      15,958,000
Interest expense, excluding amortization
of deferred charges(2)                        4,356,000       4,164,000      12,720,000      12,580,000
Depreciation, depletion and amortization(3)   2,593,000       2,805,000       7,791,000      10,301,000
Hedge contract termination costs                     --              --       3,328,000              --
Write-down of oil and gas properties                 --              --              --      35,033,000
                                           ------------    ------------    ------------    ------------
Net loss from operations                     (1,670,000)     (2,108,000)     (8,268,000)    (41,956,000)
Interest and other income                        52,000         131,000         150,000         197,000
Extraordinary loss                                   --              --      (1,130,000)     (3,549,000)
                                           ------------    ------------    ------------    ------------
Net loss                                   $ (1,618,000)   $ (1,977,000)   $ (9,248,000)   $(45,308,000)
                                           ============    ============    ============    ============

(1) Oil and gas sales and production expenses related to net profits interests have been presented as if such net profits interests were working interests.

(2)  Interest charges payable on outstanding debt obligations.

(3) Depreciation, depletion and amortization includes $400,000 and $1,191,000 of amortized deferred charges related to debt obligations for the three and nine months ended March 31, 2000, ($355,000 and $1,026,000 for the three and nine months ended March 31, 1999) respectively, and $22,000 and $76,000 of amortized deferred charges related to the Company's gas price hedging program for the three and nine months ended March 31, 2000, ($27,000 and $93,000 for the three and nine months ended March 31, 1999), respectively.



                                      Pg.7

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         MARCH 31                       MARCH 31
                                               --------------------------      --------------------------
                                                  2000            1999            2000            1999
                                               ----------      ----------      ----------      ----------
PRODUCTION DATA
  Oil (Mbbls)                                        57.0           123.0           171.4           398.0
  Gas (MMcf)                                      2,581.0         3,105.0         8,108.6        10,154.5
  Mmcfe                                           2,923.5         3,843.0         9,137.2        12,542.6
  MBOE                                              487.2           640.5         1,522.9         2,090.4

AVERAGE SALES PRICE
  Oil (per Bbl)                                $    25.62      $     8.78      $    20.73      $    11.52
  Gas (per Mcf)                                $     2.51      $     2.12      $     2.40      $     2.13
  Per Mcfe                                     $     2.71      $     1.99      $     2.52      $     2.09
  Per BOE                                      $    16.27      $    11.96      $    15.11      $    12.52

AVERAGE COST ($/MCFE) DATA:
Production and operating costs                 $     0.52      $     0.43      $     0.47      $     0.55
Production and severance taxes                 $     0.13      $     0.07      $     0.10      $     0.09
Depreciation, depletion and amortization       $     0.74      $     0.64      $     0.71      $     0.75
General and administrative expenses            $     0.26      $     0.22      $     0.24      $     0.18
Interest and financing expense                 $     1.49      $     1.08      $     1.39      $     1.00


The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Condensed Financial Statements and related Notes thereto included herein.


THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interest were working interests. We believe that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: Our total revenues increased by $270,000 (3%) to $7.9 million for the three months ended March 31, 2000, from $7.7 million during the comparable period in 1999.

We produced 57,000 barrels of crude oil during the three months ended March 31, 2000, a decrease of 66,000 barrels (54%) from the 123,000 barrels produced during the comparable period in 1999. This decrease was comprised of an overall decrease of 16,000 barrels (22%) from the properties that we owned during both periods and a decrease of 50,000 barrels from the properties that we sold at the end of June 1999. The decrease in production of crude oil from the properties owned during the comparative quarters is comprised of three components:

o One of our fields has not been meeting production expectations. This under performance represents approximately 50% of the overall decrease in production. Remedial action is being taken to rehabilitate this field.

o During March 1999, we shut in substantially all of the wells in the Caprock Field in New Mexico in response to low oil prices. As oil prices recovered, we returned to production those wells that produce economically. In addition, we are in the early stages of a redevelopment program in the Caprock Field, the objective of which is to significantly enhance production. We have drilled four single lateral injection wells and one dual-lateral producing well. These five wells along with the production facilities and a water injection plant constitute phase one of the redevelopment program. Phase one incorporates 640 acres out of the approximate 20,000 acres we control in the Caprock Field.

o The final component of this decline is the result of the natural depletion of the crude oil reservoirs.




                                      Pg.8

We produced 2.6 Bcf of natural gas during the three months ended March 31, 2000, a decrease of 524,000 Mcf (17%) from the 3.1 Bcf produced during the comparable period in 1999. This decrease consists of a decrease of 308,000 Mcf (11%) from the properties that we owned during both periods and a decrease of 216,000 Mcf from the properties that we sold at the end of June 1999. The decrease in production from the properties owned during the comparative quarters is comprised of three components:

o One of our fields has experienced production declines in excess of what was expected. The operator of the property has commenced drilling the first of three proposed infield wells to increase production.

o Our successful development and exploitation program in south Texas resumed in August 1999 and seven new wells have been drilled through the end of March. These wells have high initial production rates, significant initial decline rates, and approximately half of total reserves are produced during the first year.

o The final component of this decline is the result of the natural depletion of the natural gas reservoirs.

On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the three months ended March 31, 2000 was 2.9 Bcfe, down 0.9 Bcfe (24%) from the 3.8 Bcfe produced during the comparable period in 1999. Production from properties that we owned during both periods was down 402,000 Mcfe (12%) during the three months ended March 31, 2000 when compared to production during the three months ended March 31, 1999.

The decrease in revenues resulting from lower production volumes was offset by the significant industry-wide increase in oil and natural gas prices. The average price per barrel of crude oil sold by us during the three months ended March 31, 2000 was $25.62, an increase of $16.84 per barrel (192%) from the $8.78 per barrel during the three months ended March 31, 1999. The average price per Mcf of natural gas sold by us was $2.51 during the three months ended March 31, 2000, an increase of $0.39 per Mcf (18%) from the $2.12 per Mcf during the comparable period in 1999. Crude oil prices have remained at these elevated levels subsequent to March 31, 2000. Natural gas prices were volatile throughout the quarter, and have remained so subsequent to March 31, 2000. On an Mcfe basis, the average price received by us during the three months ended March 31, 2000 was $2.71, a $0.72 increase (36%) from the $1.99 we received during the comparable period in 1999.

During the three months ended March 31, 2000 we paid $89,000 in cash settlements pursuant to our crude oil price-hedging program. The effect on the average crude oil prices we received during the period was a decrease of $1.56 per barrel (6%). During the three months ended March 31, 2000 we paid $52,000 in cash settlements and amortized $22,000 of deferred hedging costs regarding our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the period was $0.02 (1%). During the comparable period in 1999 we received $765,000 in cash settlements and amortized $27,000 of deferred hedging costs regarding our natural gas price-hedging program. The net positive effect on the average natural gas prices we received during the period was $0.24 per Mcf (13%). We paid $14,000 on our oil price-hedging program during the three months ended March 31, 1999, representing a reduction on the average crude oil prices we received of $0.11 per barrel (1%).

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes, which are based on the revenues derived from the sale of crude oil and natural gas, were $373,000 during the three months ended March 31, 2000, as compared to $275,000 during the comparable period in 1999, an increase of $98,000 (36%). Revenues rose only 3% during the comparable periods, as wellhead revenues increased by 17%, offset by the impact of our commodity hedging contracts. Severance taxes are applied only to the wellhead revenues. Our commodity hedge results were the primary cause for our severance and production taxes increasing, on a percentage basis, more than revenues.

On a cost per Mcfe basis, severance taxes were $0.13 per Mcfe for the three months ended March 31, 2000 compared to $0.07 per Mcfe for the comparable period ending March 31, 1999, an increase of 78%. Average wellhead prices rose by 54%, from $1.80 per Mcfe during the three months ended March 31, 1999 to $2.76 per Mcfe during the three months ended March 31, 2000.

PRODUCTION EXPENSES: Our lease operating expenses fell to $1.5 million for the three months ended March 31, 2000, a decrease of $130,000 (8%) from the $1.7 million incurred during the comparable period in 1999. This decrease is primarily the result of reduced costs from comparable properties and the elimination of costs from the properties we sold at the end of June 1999. Lease operating expenses were $0.52 per Mcfe during the three months ended March 31, 2000, an increase of $0.09 (21%) from the $0.43 per Mcfe incurred during the comparable period in 1999. The increase in average costs per Mcfe is primarily the result of remedial action we have undertaken on the fields where





                                      Pg.9
production has declined in excess of expectations offset by an improvement arising from the sale of properties at the end of June 1999. The properties we sold had higher operating costs per Mcfe than the properties we currently own.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $2.2 million ($0.74 per Mcfe) during the three months ended March 31, 2000, a decrease of $302,000 (12%) over the $2.5 million ($0.64 per Mcfe) charged to income during the comparable period in 1999. This decrease in the provision is primarily a result of the 24% Mcfe decrease in our production for the three month period ended March 31, 2000, as compared to the same period for 1999. On a cost per Mcfe basis, the increase of $0.10 per Mcfe (16%) is primarily the result of revisions we have made to our expected capital expenditure programs, as part of our quarterly review of our crude oil and natural gas reserves.

GENERAL AND ADMINISTRATIVE EXPENSES: The decrease of $116,000 in general and administrative costs for the three months ended March 31, 2000 is primarily the result of reductions in the activities undertaken during the quarter, as compared to the same period for 1999.

INTEREST EXPENSE: Interest expense increased by $237,000, to $4.8 million for the three months ended March 31, 2000, compared to $4.5 million for the three months ended March 31, 1999. The interest expense of $4.8 million is comprised of $4.4 million in cash interest charges and $400,000 of amortized deferred debt issuance costs. During the three months ended March 31, 1999 there were $355,000 of amortized deferred debt issuance costs included in the interest expense of $4.5 million. The increase of $45,000 in amortized deferred debt issuance costs arose as a result of replacing the Bank of Montreal led Credit Agreement (the "Old Credit Agreement") with an Amended and Restated Credit Agreement with Ableco Finance LLP and Foothill Capital Corporation (the "Restated Credit Agreement").

NET LOSS: We have incurred losses since inception, including $1.6 million ($0.04 per common share) for the three months ended March 31, 2000 compared to $2.1 million ($0.06 per common share) for the three months ended March 31, 1999. The decline in oil and natural gas prices between December 31, 1997 and December 31, 1998 caused us to record non-cash write-downs of oil and gas properties of $28 million and $35 million for the years ended June 30, 1998 and June 30, 1999, respectively. Future declines in oil and natural gas prices could lead to additional non-cash write-downs of our oil and gas properties. We currently believe, but cannot assure, that our future revenues from crude oil and natural gas will continue to be sufficient to cover our production costs and operating expenses, excluding depletion, depreciation and amortization, provided that the prevailing prices for crude oil and natural gas do not decline significantly and production volume is maintained. During the three months ended March 31, 2000 we produced 2.9 Bcfe, a decrease of 0.3 Bcfe (8%) from the 3.2 Bcfe we produced during the 3 months ended December 31, 1999. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas we produce (see `-Changes in Prices and Hedging Activities'). In addition, our proved reserves will decline as crude oil and natural gas are produced unless we are successful in acquiring additional properties containing proved reserves or conducting successful exploration and development activities.

THE NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interests were working interests. We believe that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: Our total revenues fell by $3.2 million (12%) to $23.0 million for the nine months ended March 31 2000, from $26.2 million during the comparable period in 1999.

We produced 171,000 barrels of crude oil during the nine months ended March 31, 2000, a decrease of 227,000 barrels (57%) from the 398,000 barrels produced during the comparable period in 1999. This decrease was comprised of a decrease of 72,000 barrels (29%) from the properties that we owned during both periods and a decrease of 155,000 barrels from the properties we sold at the end of June 1999. The decrease in production of crude





                                     Pg.10
oil from the properties owned during the comparative quarters is comprised of three approximately equal components:

o One of our fields has not been meeting production expectations. This under performance represents approximately 50% of the overall decrease in production. Remedial action is being taken to rehabilitate this field.

o During March 1999 we shut in substantially all of the wells in the Caprock Field in New Mexico in response to low oil prices. As oil prices recovered, we returned to production those wells that produce economically. In addition, we are in the early stages of a redevelopment program in the Caprock Field, the objective of which is to significantly enhance production. We have drilled four single lateral injection wells and one dual-lateral producing well. These five wells along with the production facilities and a water injection plant constitute phase one of the redevelopment program. Phase one incorporates 640 acres out of the approximate 20,000 acres we control in the Caprock Field.

o The final component of this decline is the result of the natural depletion of the crude oil reservoirs.

We produced 8.1 Bcf of natural gas during the nine months ended March 31, 2000, a decrease of 2.0 Bcf (20%) from the 10.2 Bcf produced during the comparable period in 1999. This decrease consists of a decrease of 1.3 Bcf (14%) from the properties that we owned during both periods and a decrease of 777,000 Mcf from the properties we sold at the end of June 1999. The decrease in production from the properties owned during the comparative quarters is comprised of three components:

o One of our fields has experienced production declines in excess of what was expected. The operator of the property has commenced drilling the first of three proposed infield wells to increase production.

o Our successful development and exploitation program in south Texas resumed in August 1999 and seven new wells have been drilled through the end of March. These wells have high initial production rates, significant initial decline rates, and approximately half of total reserves are produced during the first year.

o The final component of this decline is the result of the natural depletion of the natural gas reservoirs.

Production for the nine months ended March 31, 2000 was 9.1 Bcfe, down 3.4 Bcfe (27%) from the 12.5 Bcfe produced during the comparable period in 1999. Production from properties that we owned during both periods was down 1.7 Bcfe (16%) during the nine months ended March 31, 2000 when compared to production during the nine months ended March 31, 1999.

The decrease in revenues resulting from lower production volumes was offset by the significant industry-wide increase in oil and natural gas prices. The average price per barrel of crude oil sold by us during the nine months ended March 31, 2000 was $20.73, an increase of $9.21 per barrel (80%) from the $11.52 per barrel during the nine months ended March 31, 1999. The average price per Mcf of natural gas sold by us was $2.40 during the nine months ended March 31, 1998, an increase of $0.27 per Mcf (13%) from the $2.13 per Mcf during the comparable period in 1999. Crude oil prices have remained at these elevated levels subsequent to March 31, 2000. Natural gas prices were volatile throughout the quarter, and have remained so subsequent to March 31, 2000. On an Mcfe basis, the average price received by us during the nine months ended March 31, 2000 was $2.52, a $0.43 increase (21%) from the $2.09 we received during the comparable period in 1999.

During the nine months ended March 31, 2000 we paid $450,000 in cash settlements pursuant to our crude oil price-hedging program. The effect on the average crude oil prices we received during the period was a decrease of $2.62 per barrel (11%). During the nine months ended March 31, 2000 we paid $417,000 in cash settlements and amortized $76,000 of deferred hedging costs regarding our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the period was $0.06 (2%). During the comparable period in 1999 we received $1,446,000 in cash settlements and amortized $94,000 of deferred hedging costs regarding our natural gas price-hedging program. The net positive effect on the average natural gas prices we received during the period was $0.13 per Mcf (7%). We received an additional $133,000 on our oil price-hedging program during the nine months ended March 31, 1999, representing a positive effect on the average crude oil prices we received of $0.33 per barrel (3%).

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes, which are based on the revenues derived from






                                     Pg.11
the sale of crude oil and natural gas, were $957,000 during the nine months ended March 31, 2000, as compared to $1.1 million during the comparable period in 1999, a decrease of $161,000 (14%). Revenues decreased 12% during the comparable periods. While wellhead revenues decreased only 3%, the impact of our commodity hedging contracts caused further reductions in our revenues. Severance taxes are applied only to wellhead revenues. Our commodity hedge results were the primary cause for our severance and production taxes decreasing, on a percentage basis, more significantly than revenues.

On a cost per Mcfe basis, severance taxes were $0.10 per Mcfe for the nine months ended March 31, 2000 compared to $0.09 per Mcfe for the comparable period ending March 31, 1999, an increase of 17%. Average wellhead prices rose by 33%, from $1.96 per Mcfe during the nine months ended March 31, 1999 to $2.61 per Mcfe during the nine months ended March 31, 2000.

PRODUCTION EXPENSES: The Company's lease operating expenses fell to $4.3 million for the nine months ended March 31, 2000, a decrease of $2.6 million (38%) from the $6.8 million incurred during the comparable period in 1999. This decrease is primarily the result of reduced costs from comparable properties and the elimination of costs from the properties we sold at the end of June 1999. Lease operating expenses were $0.47 per Mcfe during the nine months ended March 31, 2000, a decrease of $0.08 (15%) from the $0.55 per Mcfe incurred during the comparable period in 1999. This improvement is primarily the result of the sale of properties at the end of June 1999. The properties we sold had higher operating costs per Mcfe than the properties we currently own.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $6.5 million ($0.71 per Mcfe) during the nine months ended March 31, 2000, a decrease of $2.8 million (30%) from the $9.3 million ($0.75 per Mcfe) charged to income during the comparable period in 1999. On a cost per Mcfe basis, the decrease of $0.04 per Mcfe (4%) is primarily the result of the $28 million and $35 million non-cash write-downs of oil and gas property carrying values we recorded at June 30, 1998 and December 31, 1998, respectively. We were not required to record a similar write-down at December 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $20,000 (1%) in general and administrative costs for the nine months ended March 31, 2000, compared to the same period for 1999, is reflective of the normal fluctuations in activities undertaken by us.

INTEREST EXPENSE: Interest expense was $13.9 million for the nine months ended March 31, 2000, an increase of $305,000 over the $13.6 million incurred during the nine months ended March 31, 1999. The interest expense of $13.9 million is comprised of $12.7 million in cash interest charges and $1.2 in amortized deferred debt issuance costs as compared to $12.6 million in cash interest charges and $1.0 million of amortized deferred debt issuance costs for the nine months ended March 31, 1999. The increase of $200,000 in amortized deferred debt issuance costs arose as a result of replacing the Old Credit Agreement with the Restated Credit Agreement.

EXTRAORDINARY LOSS: In October 1999 we replaced the Old Credit Agreement with the Restated Credit Agreement. As a result, we wrote off $1,130,000 in unamortized deferred debt issuance costs associated with the Old Credit Agreement. In July 1998 we unwound a LIBOR interest rate swap at a cost of $3,549,000.

NET LOSS: We have incurred losses since inception, including $9.2 million ($0.24 per common share) for the nine months ended March 31, 2000 compared to $45.3 million ($1.47 per common share) for the nine months ended March 31, 1999. The decline in oil and natural gas prices between December 31, 1997 and December 31, 1998 caused us to record non-cash write-downs of oil and gas properties of $28 million and $35 million during the year ended June 30, 1998 and the nine months ended March 31, 1999, respectively. Future declines in oil and natural gas prices could lead to additional non-cash write-downs of our oil and gas properties. We currently believe, but cannot assure, that our future revenues from crude oil and natural gas will continue to be sufficient to cover our production costs and operating expenses, excluding depletion, depreciation and amortization, provided that the prevailing prices for crude oil and natural gas do not decline significantly and production volume is maintained. During the three months ended March 31, 2000 we produced 2.9 Bcfe, decrease of 0.3 Bcfe (8%) over the 3.2 Bcfe we produced during the 3 months ended December 31, 1999. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas we produce (see `-Changes in Prices and Hedging Activities'). In addition, our proved reserves will decline as crude oil and natural gas are produced unless we are successful in acquiring additional properties






                                     Pg.12
containing proved reserves or conducting successful exploration and development activities.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining as much financing flexibility as is practicable. Since we commenced our oil and natural gas operations, we have utilized a variety of sources of capital to fund our acquisitions and development and exploitation programs, and to fund our operations.

Our general financial strategy is to use cash flow from operations, debt financings and the issuance of equity securities to service interest on our indebtedness, to pay ongoing operating expenses, and to contribute toward further development of our existing proved reserves as well as additional acquisitions. Historically cash from operations has not been sufficient to fund the further development of our existing proved reserves or to fund additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all such purposes.

We have planned development and exploitation activities for all of our major operating areas. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the sale of our securities in the private equity market and borrowings under our credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions. We have also used our securities as a medium of exchange for other companies' assets in connection with acquisitions. However, there can be no assurance that such sources will be available to us to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the Restated Credit Agreement dated as of October 22, 1999 with Ableco Finance LLP ('Ableco') and Foothill Capital Corporation ('Foothill') is subject to restrictions imposed by the Restated Credit Agreement. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially our development and exploitation efforts, which would reduce production and cash flow.

SOURCES OF CAPITAL: Our principal sources of capital for funding our business activities have been cash flow from operations, debt financings and the issuance of equity securities. Historically, our sources of funds from debt financings included funds available under the Old Credit Agreement, DEM denominated bonds issued to European investors, the 12.5% Senior Notes and a capital lease.

On October 22, 1999 we entered into the Restated Credit Agreement with Ableco and Foothill. The Restated Credit Agreement, in which we provide a first secured lien on all of our assets, allows for borrowings of up to $50 million (subject to borrowing base limitations) from such lenders to fund, among other things, development and exploitation expenditures, acquisitions and general working capital. Our borrowing base is currently $25 million, of which $12.0 million is outstanding as of May 9, 2000. The Restated Credit Agreement matures on October 22, 2001. There are no scheduled principal repayments. The Restated Credit Agreement bears interest (11% as of May 9, 2000) as follows:

  o    when the borrowings are less than $25 million, bank prime plus 2%;

  o    when the borrowings are $25 million or greater, bank prime plus 4.5%;

  o    on amounts securing letters of credit issued on our behalf, 3%.

In addition, we have a letter of credit outstanding in the amount of $3.6 million, as of May 9, 2000, to an affiliate of Enron Corporation to secure a swap exposure.



                                     Pg.13

Although we believe that our cash flows and available sources of financing will be sufficient to satisfy the interest payments on our debt at currently prevailing interest rates and oil and natural gas prices, our level of debt may adversely affect our ability:

  o to obtain additional financing for working capital, capital expenditures or other purposes, should we need to do so; or

  o to acquire additional oil and natural gas properties or to make acquisitions utilizing new borrowings.

We are currently exploring the opportunity to raise additional equity. However, there can be no assurance that we will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to us.

USES OF CAPITAL

Since commencing our oil and natural gas operations in August 1994 we have completed 19 acquisitions of oil and natural gas producing properties. Through March 31, 2000, we have expended a total of $185 million in acquiring, developing and exploiting oil and natural gas producing properties. Initially, our operations represented a net use of funds. As demonstrated in the operating results for the year ended June 30, 1999 and the three and nine months ended March 31, 2000, we currently generate positive earnings before non-cash charges. During the three and nine months ended March 31, 2000, we spent $1.7 million and $5.0 million, respectively, on developing and exploiting our oil and natural gas producing properties. We expect to spend a further $1.1 million on discretionary capital expenditures through June 2000 for exploitation and development projects. As of May 9, 2000, we are contractually obligated to fund $1.0 million in capital expenditures. We plan to fund our discretionary and contractual capital expenditures using operating cash flows and borrowings under the Restated Credit Agreement. During the three and nine months ended March 31, 2000 we incurred debt issuance and other deferred costs of $0.5 million and $2.4 million, respectively.

During January 2000, we redeemed DEM 400,000 ($211,000) of our 12% DEM denominated bonds for DEM 392,000 ($206,000). The remaining DEM 1,200,000 ($593,000) of these bonds mature on July 15, 2000.

We continue to evaluate acquisition opportunities, however there are no existing agreements regarding any acquisitions. An acquisition would require the issuance of additional debt and or equity securities. There are no assurances that we will be able to obtain additional financing, or that such financing, if obtained, will be on terms favorable to us.

In light of our highly levered capital structure, we have retained the services of Friedman, Billings, Ramsey and Co., Inc. ("FBR") to advise and assist us in restructuring our capital structure. We are pursuing discussions with certain holders of our 12.5% Senior Notes, Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and reset rights. Our goal is to achieve a mutually satisfactory restructuring of our obligations under these instruments in order that we can execute our growth strategy that has been substantially interrupted since the Morgan property acquisition in 1998. However, there can be no assurances that we will be able to complete any restructuring, or that such restructuring, if completed, will be on terms favorable to us.


INFLATION

During the past several years, we have experienced moderate increases in property acquisition and development costs. During the fiscal year ended June 30, 1999 we received somewhat lower commodity prices for the natural resources produced from our properties. Oil and gas prices have increased during the three and nine months ended March 31, 2000. Our results of operations and cash flow have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should we experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, we could expect that there would also be a corresponding increase in oil and natural gas finding and development costs, lease acquisition costs and operating expenses.




                                     Pg.14

CHANGES IN PRICES AND HEDGING ACTIVITIES

Annual average oil and natural gas prices have fluctuated significantly over the last two years. The table below sets out our weighted average price per barrel of oil and the weighted average price per Mcf of natural gas, the impact of our hedging programs and the related NYMEX indices.


                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    MARCH 31,                  MARCH 31,
                                                              2000          1999          2000          1999
                                                             ------        ------        ------        ------
Gas (per mcf)
  Price received at wellhead                                 $ 2.53        $ 1.88        $ 2.46        $ 2.00
  Effect of hedge contracts                                   (0.02)         0.24         (0.06)         0.13
                                                             ------        ------        ------        ------
  Effective price received, including hedge contracts        $ 2.51        $ 2.12        $ 2.40        $ 2.13

  Average NYMEX Henry Hub                                    $ 2.49        $ 1.75          2.57        $ 1.97
  Average basis differential including hedge contracts       $ 0.02        $ 0.37        $(0.17)       $ 0.16
  Average basis differential excluding hedge contracts       $ 0.04        $ 0.13        $(0.11)       $ 0.03

Oil (per barrel)
  Average price received at wellhead per barrel              $27.18        $ 8.89        $23.35        $11.19
  Average effect of hedge contract                            (1.56)        (0.11)        (2.62)         0.33
                                                             ------        ------        ------        ------
  Average price received, including hedge contracts          $25.62        $ 8.78        $20.73        $11.52

  Average NYMEX Sweet Light Oil                              $28.74        $13.06        $24.99        $13.38
  Average basis differential including hedge contracts       $(3.12)       $(4.28)       $(4.26)       $(1.86)
  Average basis differential excluding hedge contracts       $(1.56)       $(4.17)       $(1.64)       $(2.19)

The operator of a significant natural gas producing property in which we hold a net profits interest had placed a fixed price contract for the period January 1 through early October 1999. The prices for this contract, from a retrospective perspective when compared to Henry Hub prices, were favorable during the three months ended March 31, 1999 but became, in the fullness of time, unfavorable for the following six months. The fixed prices under this contract reduced the average wellhead price we received during the nine months ended March 31, 2000 by approximately $0.08 per Mcf. This fixed price contract expired during October 1999.

We had a contract with an affiliate of Enron involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. We shared 50% of the price of NYMEX Henry Hub in excess of the ceiling price. This contract has expired. The volumes presented in this table are divided equally over the months during the period.

                                                 Volume       Floor     Ceiling
     Period Beginning        Period Ending       (MMBtu)      Price      Price
     ----------------        -------------       -------      -----      -----
    September 1, 1997       August 31, 1998      600,000      $1.90      $2.66

We had a contract with an affiliate of Enron involving the hedging of a portion of our future crude oil production involving floor and ceiling prices as set out in the table below. We shared 50% of the price of NYMEX Henry Hub in excess of the ceiling price. This contract has expired. The volumes presented in this table are divided equally over the months during the period.

                                                Volume       Floor     Ceiling
   Period Beginning       Period Ending        (Barrels)     Price      Price
   ----------------       -------------        ---------     -----      -----
   September 1, 1997     August 31, 1998        120,000      $18.00     $20.40

Effective May 1, 1998 through October 31, 1999 we had a contract with Bank of Montreal involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.




                                     Pg.15

                                                    Volume       Floor     Ceiling
    Period Beginning          Period Ending         (MMBtu)      Price      Price
    ----------------          -------------         -------      -----      -----
    January 1, 1999           October 31, 1999     3,608,333     $2.00      $2.70

Effective November 1, 1999 we unwound the ceiling price limitation on our natural gas price hedging contract with Bank of Montreal at a cost of $3.3 million. The table below sets out the volume of natural gas that remains under contract with the Bank of Montreal at a floor price of $2.00 per MMBtu. The volumes set out in this table are divided equally over the months during the period:

                                                            Volume
Period Beginning             Period Ending                  (MMBtu)
----------------             -------------                  -------
November 1, 1999             December 31, 1999               721,667
January 1, 2000              December 31, 2000             3,520,000
January 1, 2001              December 31, 2001             2,970,000
January 1, 2002              December 31, 2002             2,550,000
January 1, 2003              December 31, 2003             2,250,000

The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                            Volume
Period Beginning             Period Ending                 (MMBtu)
January 1, 1999              December 31, 1999            1,080,000
January 1, 2000              December 31, 2000              880,000
January 1, 2001              December 31, 2001              740,000
January 1, 2002              December 31, 2002              640,000
January 1, 2003              December 31, 2003              560,000

The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:


                                                            Volume
Period Beginning             Period Ending                 (MMBtu)
----------------             -------------                 -------
January 1, 1999              December 31, 1999            2,710,000
January 1, 2000              December 31, 2000            2,200,000
January 1, 2001              December 31, 2001            1,850,000
January 1, 2002              December 31, 2002            1,600,000
January 1, 2003              December 31, 2003            1,400,000

The table below sets out volume of crude oil hedged with a swap with Enron. All of these contracts have expired. The volumes presented in this table are divided equally over the months during the period:

                                                                         Volume
Period Beginning       Period Ending                  (Barrels)        Price per Barrel
----------------       -------------                  ---------        ----------------
March 1, 1999          August 31, 1999                  60,000              $13.50
April 1, 1999          September 30, 1999               30,000              $14.35
April 1, 1999          September 30, 1999               30,000              $14.82

The table below sets out the volume of crude oil hedged with a contract with Enron involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.




                                     Pg.16

                                                    Volume        Floor Price       Ceiling Price
Period Beginning          Period Ending            (Barrels)      per Barrel         per Barrel
----------------          -------------            ---------      ----------         ----------
December 1, 1999        March 31, 2000              40,000          $22.90             $25.77
April 1, 2000           June 30, 2000               15,000          $23.00             $28.16
July 1, 2000            December 31, 2000           30,000          $22.00             $28.63


INTEREST RATE HEDGING

We entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.30% on $125.0 million. We entered into this interest rate swap at a time when interest rates were rising. Our objective was to mitigate the risk of our having to pay higher than expected interest rates on what eventually became our 12 1/2% Senior Notes due 2008. The swap would have also served as an interest hedge on our indebtedness under the credit agreement and certain short term loans used to finance the April 1998 acquisition of our net profit and royalty interests in the event that we failed to complete the private placement of the unsecured notes. Once the private placement of the 12 1/2% Senior Notes was completed we no longer had the variable rate debt required to offset the interest rate hedge position. On July 9, 1998, we unwound this swap at a cost to us of approximately $3.5 million, using a portion of the proceeds from the Notes proceeds. This cost was expensed as an extraordinary loss during the three months ended September 30, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities".



PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

OTHER ISSUANCES OF COMMON STOCK. During the three and nine months ended March 31, 2000, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 13,699,353 and 16,095,029 shares, respectively, of Common Stock to stockholders who exercised 599,097 and 700,054 repricing rights, respectively, under the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto. The repricing rights were issued in connection with a July 1998 private placement and permit the holders to acquire shares of Common Stock without the payment of additional consideration if the Company's Common Stock does not achieve certain price thresholds in excess of the original issuance of the shares purchased by the holders in the July 1998 private placement. The Company is a party to registration rights agreements with the holders of the repricing rights by which the Company is obligated to register that number of shares of Common Stock sufficient to satisfy any and all demands for exercise of the reset rights remaining at any particular time. The Company no longer has a sufficient number of shares of Common Stock so registered to satisfy the exercise of any of the currently remaining reset rights. The Securities Purchase Agreements entered into by the Company and the holders of the repricing rights give the holders in certain circumstances, including a default in the Company's registration obligations, the right to demand that the Company repurchase the outstanding reset rights and shares of common stock having unexercised repricing rights. The Company does not presently have sufficient funds available to effect such a repurchase but no demand for repurchase has been made by the holders. The Company notes that after July 8, 2000, an effective registration statement will not be required to allow the shares of common stock issued pursuant to the exercise of repricing rights to be sold without any restricted legend.

During the three and nine months ended March 31, 2000 pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 4,224,117 and 5,263,934 shares, respectively, upon conversion of 1,683 and 2,133 shares, respectively, of the Company's Series C Convertible Preferred Stock by the holders thereof. A further 460,683 and 548,812 shares of Common Stock were issued in payment of accrued cumulative dividends in






                                     Pg.17
conjunction with this conversion during the three and nine months ended March 31, 2000, respectively. The Company notes that an effective registration statement is no longer required to allow the shares of common stock issued pursuant to the conversion of Series C Convertible Preferred Stock to be sold without any restricted legend.

Due to the current market price of the Company's Common Stock, it is likely that additional shares of Common Stock will be issued upon exercise of Repricing Rights and upon conversion of the Series C Convertible Preferred Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.
         27       FINANCIAL DATA SCHEDULE


    (b)  REPORTS ON FORM 8-K.
         NONE




                                     Pg.18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


QUEEN SAND RESOURCES, INC. (DELAWARE)


                                                     By:      /s/ EDWARD. J. MUNDEN
                                                              ---------------------------------------------
                                                              Edward. J. Munden
                                                              President and Chief Executive Officer



                                                     By:      /s/ RONALD BENN
                                                              ---------------------------------------------
                                                              Ronald Benn
                                                              Chief Financial Officer
QUEEN SAND RESOURCES, INC. (NEVADA)


                                                     By:      /s/ EDWARD. J. MUNDEN
                                                              ---------------------------------------------
                                                              Edward. J. Munden
                                                              President and Chief Executive Officer



                                                     By:      /s/ RONALD BENN
                                                              ---------------------------------------------
                                                              Ronald Benn
                                                              Vice President (Principal Financial Officer)

QUEEN SAND OPERATING CO.


                                                     By:      /s/ EDWARD. J. MUNDEN
                                                              ---------------------------------------------
                                                              Edward. J. Munden]
                                                              President and Chief Executive Officer



                                                     By:      /s/ RONALD BENN
                                                              ---------------------------------------------
                                                              Ronald Benn
                                                              Vice President (Principal Financial Officer)

CORRIDA RESOURCES, INC.


                                                     By:      /s/ EDWARD. J. MUNDEN
                                                              ---------------------------------------------
                                                              Edward. J. Munden
                                                              President and Chief Executive Officer



                                                     By:      /s/ RONALD BENN
                                                              ---------------------------------------------
                                                              Ronald Benn
                                                              Treasurer (Principal Financial Officer)




                                     Pg.19

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

  27               Financial Data Schedule